Form 10QSB
period 1999-03-31
EIGHTH BUSINESS SERVICE GROUP INC
filed 2000-05-17
CIK 1082200

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington D. C. 20549

                                   FORM 10-QSB

 ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                For the quarterly period ended March 31, 1999.

 (    )     Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from _________________ to ____________ .



                             Commission File Number:

                      EIGHTH BUSINESS SERVICE GROUP, INC..
                      ----------------------------------
              (Exact name of registrant as specified in charter)

          Florida                                     Pending
          -------                                     -------
(State of Incorporation)                              (I.R.S. Employer I.D. No)

                     2503 W. Gardner Ct., Tampa, FL 33611
                     ------------------------------------
                   (Address of Principal Executive Offices)

                                (813) 831-9348
                                --------------
             (Registrant's Telephone Number, Including Area Code)


Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES ( ) NO ( X )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of April 28, 2000.

                             1,000,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                       EIGHTH BUSINESS SERVICE GROUP, INC.

                              INDEX TO FORM 10-QSB

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Balance Sheet as of March 31, 1999.............................    3

            Statements of Operations for the period March 15, 1999 (date of
            incorporation)to March 31, 1999................................    4

            Statement  of  Stockholders' Deficit for the period March 15,
            1999 (date of incorporation)to March 31, 1999..................    5

            Statements  of Cash Flows for the period  March 15,  1999
            (date of incorporation) to March 31, 1999......................    6

            Notes to Financial Statements..................................    7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations or Plan of Operations....................    9

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..............................................   11
Item 2.     Changes in Securities..........................................   11
Item 3.     Defaults Upon Senior Securities................................   11
Item 4.     Submission of Matters to a Vote of Securities Holders..........   11
Item 5.     Other Information..............................................   11
Item 6.     Exhibits and Reports on Form 8-K...............................   11

Signatures

                       Eighth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

        ----------------------------------------------------------------

                                                          March 31,
                                                            1999
        ASSETS                                            (Unaudited)
        ------                                           -----------

        TOTAL ASSETS                                           $  -
                                                          ===========


        LIABILITIES AND STOCKHOLDERS' Deficit

           TOTAL LIABILITIES-Accured expenses                  1,000
                                                           -----------

        STOCKHOLDERS' Deficit:
          Common stock - no par value: 50,000,000
            shares authorized; 1,000,000 shares
            issued and outstanding                                79

          Preferred stock - no par value: 20,000,000
            shares
          Additional paid-in capital                           1,000
          Deficit accumulated during the development
            stage                                             (2,079)
                                                          -----------

               Total stockholders' Deficit                    (1,000)
                                                          -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $   -
                                                          ===========



        ----------------------------------------------------------------
        SEE NOTES TO FINANCIAL STATEMENTS.

                       Eighth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

    For the period March 15, 1999 (Date of Incorporation) to March 31, 1999
                                  (Unaudited)

--------------------------------------------------------------------------------


EXPENSES:
  Professional fees and expenses                 $ 2,000
  Organization costs                                  79
                                               ---------

NET LOSS                                         $ 2,079
                                               =========

NET LOSS PER SHARE                                $0.00
                                               =========



-------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.

                      Eighth Business Service Group, Inc.
                       (A Development Stage Enterprise)

                      STATEMENT OF STOCKHOLDERS' DEFICIT
        For the period March 15, 1999 (Date of Incorporation) to March 31, 1999
                              (Unaudited)

------------------------------------------------------------------------------



                                                                                                   Deficit
                                                                                                  Accumulated
                                                                           Additional             During the
                                         Common Stock                       Paid in               Development
                                   Shares            Value                  Capital                  Stage                Total
Balances, March 15, 1999        1,000,000          $        -             $       -                $       -            $       -

Proceeds from the issuance
  of common stock                       -                  79                     -                        -                   79

Capital contribution of services        -                   -                 1,000                        -                1,000

Net loss for the period March 15,
  1999 to March 31, 1999                -                   -                     -                   (2,079)              (2,079)
                                ----------          ----------            ---------                ----------           ----------
Balances March 31, 1999         1,000,000           $      79             $   1,000                $  (2,079)           $  (1,000)
                                ==========          ==========            =========                ==========           ==========

--------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.

                       Eighth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                            STATEMENT OF CASH FLOWS
    For the Period March 15, 1999 (Date of Incorporation) to March 31, 1999
                                  (Unaudited)

--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $(2,079)
 Adjustments to reconcile net loss to cash used in operating activities:
  Increase in accrued expenses                                       1,000
  Contributed services and expenses                                  1,000
                                                                  ----------
NET CASH USED IN OPERATING ACTIVITIES                                  (79)
                                                                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock                          79
                                                                  ----------
CASH PROVIDED BY FINANCING ACTIVITIES                                   79
                                                                  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           -

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  -
                                                                  ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                     $  -
                                                                  ==========

    Taxes paid                                                        $  -
                                                                  ==========



--------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.

                       Eighth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

------------------------------------------------------------------------------

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Eighth Business Service Group, Inc. ("we", "us", "our") was incorporated under the laws of the state of Florida on March 15, 1999. We are considered to be in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. We intend to investigate and, if such investigation warrants, engage in business combinations. Our planned principal operations have not commenced, therefore accounting policies and procedures have not yet been established.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the"SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period from March 15, 1999 (date of incorporation) to March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of $2,079 as of March 31, 1999. We do not currently engage in business activities that provide any cash flow, accordingly our ability to continue as a going concern is dependent on our management's ability to fund our cash requirements until a business combination is closed. These factors among others may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - INCOME TAXES

During the period March 15, 1999 (date of incorporation) to March 31, 1999, we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

NOTE D - RELATED PARTY TRANSACTION

Our President, who is also a shareholder, has agreed, in writing, to fund all of our expenses until such time as an acquisition transaction is closed. None of these funds expended on our behalf will be reimbursable to our President, accordingly these amounts will be reflected in our financial statements as contributed capital.

------------------------------------------------------------------------------

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with financial statements as of and for the period March 15, 1999 (date of incorporation) to March 31, 1999 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and have neither engaged in any operations nor generated any revenues to date. We have no assets. Our expenses through March 31, 1999, all funded by a capital contribution from management, are $2,079.

Substantially all of our expenses that must be funded by management will be from our effort s to identify a suitable acquisition candidate and close the acquisition. Management has agreed in writing to fund our cash requirements until an acquisition is closed. So long as management does so, we will have sufficient funds to satisfy our cash requirements. This is primarily because we anticipate incurring no significant expenditures. Before the closing of an acquisition, we anticipate our expenses to be limited to accounting fees, legal fees, telephone, mailing, filing fees and occupational license fees.

We do not intend to seek additional financing. At this time we believe that the funds to be provided by management will be sufficient for funding our operations until we find an acquisition and therefore do not expect to issue any additional securities before the closing of a business combination.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's liquidity and capital resources; (ii) the Company's financing opportunities and plans and (iii) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of the Company to successfully identify, consummate and integrate the acquisition of radio stations at reasonable and anticipated costs to the Company; (ii) any material inability of the Company to successfully internally develop its products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Company to successfully conduct its business in new markets; and (vii) other risks including those identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

------------------------------------------------------------------------------

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

      NONE

Item 2. Changes in Securities

      NONE

Item 3. Defaults Upon Senior Securities

      NONE

Item 4. Submission of Matters to a Vote of Securities Holders

      NONE

Item 5. Other Information

      NONE

Item 6. Exhibits and Reports on Form 8-K

      NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   May 17, 2000                                   /s/ Michael T. Williams
------------------                               -------------------------
      Date                                       Michael T. Williams, President