Form 10QSB
period 1999-06-30
EIGHTH BUSINESS SERVICE GROUP INC
filed 2000-05-17
CIK 1082200

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington D. C. 20549

                                   FORM 10-QSB

 ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                For the quarterly period ended June 30, 1999.

 (    )     Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from _________________ to ____________ .



                             Commission File Number:

                      EIGHTH BUSINESS SERVICE GROUP, INC.
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

                                 YES ( ) NO (X)

                       EIGHTH BUSINESS SERVICE GROUP, INC.

                              INDEX TO FORM 10-QSB

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Balance Sheet as of June 30, 1999..............................    3

            Statements  of  Operations  for the period March 15, 1999
            (date of incorporation)  to June 30,  1999 and the three
            month  period  ended June 30, 1999.............................    4

            Statement  of  Stockholders'  Deficit for the period March
            15, 1999 (date of incorporation)to June 30, 1999...............    5

            Statement  of Cash  Flows for the period  March 15,  1999
            (date of incorporation) to June 30, 1999 ......................    6

            Notes to Financial Statements..................................    7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations or Plan of Operations....................    9

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..............................................   11
Item 2.     Changes in Securities..........................................   11
Item 3.     Defaults Upon Senior Securities................................   11
Item 4.     Submission of Matters to a Vote of Securities Holders..........   11
Item 5.     Other Information..............................................   11
Item 6.     Exhibits and Reports on Form 8-K...............................   11

Signatures

                       Eighth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

        ----------------------------------------------------------------

                                                           June 30,
                                                             1999
        ASSETS                                            (Unaudited)
        ------                                            -----------

        TOTAL ASSETS                                           $  -
                                                          ===========


        LIABILITIES AND STOCKHOLDERS' DEFICIT

           TOTAL LIABILITIES-Accrued expenses                   1,000
                                                          -----------

        STOCKHOLDERS' DEFICIT:
         Common stock - no par value: 50,000,000
           shares authorized; 1,000,000 shares
           issued and outstanding                                 79

          Preferred stock - no par value: 20,000,000
           shares authorized; no shares issued and
           outstanding                                             -
          Additional paid-in capital                           2,000
          Deficit accumulated during the development
           stage                                              (3,079)
                                                          -----------

               Total stockholders'deficit                     (1,000)
                                                          -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $   -
                                                          ===========



        ----------------------------------------------------------------
        SEE NOTES TO FINANCIAL STATEMENTS.

                   Eighth Business Service Group, Inc.
                    (A Development Stage Enterprise)

                        STATEMENTS OF OPERATIONS
                              (Unaudited)

     -----------------------------------------------   -------------
                                                          Period
                                                        March 15,
                                                        1999 (date
                                           Three            of
                                          Months       incorporation)
                                        Ended June     to June 30,
                                         30, 1999          1999
                                        -----------   -------------

     EXPENSES:
       Professional fees and expenses       $ 1,000       $   3,000
       Organization costs                         -              79
                                        ------------   -------------

     NET LOSS                               $ 1,000       $   3,079
                                        ============   =============

     NET LOSS PER SHARE                    $   0.00      $     0.00
                                        ============   =============



     ---------------------------------------------------------------
     SEE NOTES TO FINANCIAL STATEMENTS.

                       Eighth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                       STATEMENT  OF  STOCKHOLDERS'  DEFICIT
      For the period March 15, 1999 (Date of Incorporation) to June 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------





                                                                 Deficit
                                                               Accumulated
                                                  Additional    During the
                                 Common Stock       Paid in     Development
                              Shares       Value    Capital        Stage         Total
                             ---------    -------- ---------    -----------   -----------
Balances, March 15, 1999    1,000,000     $    -   $      -      $          -   $        -

Proceeds from the issuance
  of common stock                   -          79         -                 -            79

Capital contributions of services   -           -     2,000                 -         2,000

Net loss for the period
  March 15, 1999 to  June
  30, 1999                          -           -         -            (3,079)       (3,079)
                             ---------    -------- ---------      ------------   -------------
Balances June 30, 1999       1,000,000    $    79  $  2,000       $    (3,079)   $   (1,000)
                             =========   ========= =========      ============  =============



--------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.

                       Eighth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                            STATEMENT OF CASH FLOWS
                                   (Unaudited)

----------------------------------------------------------------- -----------
                                                                     Period
                                                                    March 15,
                                                         Three      1999
                                                         Months     (date of
                                                         Ended    incorporation)
                                                         June 30,   to June
                                                           1999      30, 1999
                                                         ---------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $ (1,000)  $  (3,079)
  Adjustments to reconcile net loss to cash used
  in operations:
    Increase in accrued expenses                                 -       1,000
    Contributed services and expenses                        1,000       2,000
                                                         ---------- -----------
NET CASH USED IN OPERATING ACTIVITIES                           -         (79)
                                                         ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock                  -          79
                                                         ---------- -----------
CASH PROVIDED BY FINANCING ACTIVITIES                           -          79
                                                         ---------- -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       -           -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  -           -
                                                         ----------- -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    -     $     -
                                                         ========== ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                          $    -     $      -
                                                         ========== ===========

    Taxes paid                                             $    -     $      -
                                                         ========== ===========



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

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the"SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period from March 15, 1999 (date of incorporation) to June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of $3,079 as of June 30, 1999. We do not currently engage in business activities that provide any cash flow, accordingly our ability to continue as a going concern is dependent on our management's ability to fund our cash requirements until a business combination is closed. These factors among others may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - INCOME TAXES

During the period March 15, 1999 (date of incorporation) to June 30, 1999, we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

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

------------------------------------------------------------------------------

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with financial statements as of and for the period March 15, 1999 (date of incorporation) to June 30, 1999 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and have neither engaged in any operations nor generated any revenues to date. We have no assets. Our expenses through June 30, 1999, all funded by a capital contribution from management, are $3,079.

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

    May 17, 2000                              /s/ Michael T. Williams
---------------------                        ------------------------
      Date                                   Michael T. Williams, President